Form 10-K
period 2003-12-31
STRUCTURED ASSET SEC CORP MORT PASS THR CERTS SER 2003-22A
filed 2004-03-31
CIK 1248510

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-92140-29


        Structured Asset Securities Corporation
        Mortgage Pass-Through Certificates
        Series 2003-22A

     (Exact name of registrant as specified in its charter)


   New York                                         54-2121821
                                                    54-2121822
                                                    54-2121823
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class 1A                             3
             Class 1AX                            3
             Class 2A1                            3
             Class 2A2                            6
             Class 2AX                            3
             Class 3A                             3
             Class 3AX                            3
             Class 4A                             3
             Class 4AX                            3
             Class B1                             5
             Class B2                             4
             Class B3                             3
             Class B4                             3
             Class B5                             3
             Class B6                             3
             Class PI                             1
             Class PII                            1
             Class R                              1

             Total:                              54


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification


     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Cendant Mortgage Corp., as Servicer <F1>
       c) Colonial Savings, as Servicer <F1>
       d) National City Mortgage Co., as Servicer <F1>
       e) Wells Fargo Home Mortgage, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Cendant Mortgage Corp., as Servicer <F1>
       c) Colonial Savings, as Servicer <F1>
       d) National City Mortgage Co., as Servicer <F1>
       e) Wells Fargo Home Mortgage, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Aurora Loan Srvcs Inc, as Master Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 10, 2003, December 09, 2003, and January 09, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.





                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Structured Asset Securities Corporation
     Mortgage Pass-Through Certificates
     Series 2003-22A
     (Registrant)



  Signed: Aurora Loan Srvcs Inc as Master Servicer


  By:     E. Todd Whittemore, Executive Vice President

  By: /s/ E. Todd Whittemore, Executive Vice President

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, E. Todd Whittemore, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 2003-22A Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Wells Fargo Bank, N.A., as Trustee, Cendant Mortgage Corp. as Servicer, Colonial Savings as Servicer, National City Mortgage Co. as Servicer, and Wells Fargo Home Mortgage as Servicer.

     Date: March 30, 2004

     /s/ E. Todd Whittemore
     Signature

     Executive Vice President
     Title

  Ex-99.1 (a)

ERNST & YOUNG (Logo)

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663

Phone: (720) 931-4000
Fax:   (720) 931-4444
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
Aurora Loan Services Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the Company) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended November 30, 2003. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 2, 2004




  Ex-99.1 (b)

Deloitte   (logo)

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, NJ 08540
USA

Tel: +1 609 514 3600
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

To Cendant Mortgage Corporation:

We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal detemination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects.

This report is intended solely for the information and use of the Company, investors in loans serviced by the Company and their independent auditors for their evaluation of the Company's compliance with applicable servicing agreements, and is not intended to be and should not be distributed to or used by anyone other than these specified parties.

/s/ Deloitte & Touche LLP

February 23, 2004

Member of
Deloitte Touche Tohmatsu

  Ex-99.1 (c)

(LOGO) Price Waterhouse Coopers




Report of Independent Auditors

To the Board of Directors and Stockholder of Colonial Savings, F.A.

We have examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2003, included in the accompanying management assertion (Exhibit I). Management is responsible for Colonial's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standard and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2003, is fairly stated, in all material respects.

/s/ Pricewaterhouse Coopers, LLP
December 5, 2003



  Ex-99.1 (d)

(LOGO) ERNST & YOUNG

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountatns

Board of Directors
National City Mortgage Co.

We have examined management's assertion, inc1uded in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year-ended December 31, 2003. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 25, 2004

A Member Practive of Ernst & Young Global




  Ex-99.1(e)

  KPMG   (logo)

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, Inc.:

We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and perfonning such other procedures as we consideccd necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in a11 material respects.


/s/ KPMG LLP

February 25, 2004

KPMG LLP a US limited liability partnership, is the US member of KPMG international a Swiss corporation


  Ex-99.2 (a)

AURORA LOAN SERVICES  (logo)
A Lehman Brothers Company
Corporate Headquarters/10350 Park Meadows Drive/Littleton, CO 80124/ phone: 720-945-3000

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Aurora Loan Services Inc. (the "Company"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of November 30, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2003, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $70,000,000.

/s/ Bruce Witherell
Bruce Witherell
Managing Director


/s/ Rick W. Skogg
Rick W. Skogg
President


/s/ Roy Browning III
Roy Browning III
Chief Financial Officer


/s/ Bill Napier
Bill Napier
Senior Vice President and Controller

  Ex-99.2 (b)

Cendant Mortgage
3000 Leadhenhall Rd.
Mt. Laurel, NJ 08054

CENDANT   (logo)
Mortgage

As of and for the year ended December 31, 2003, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $140 million and $20 million, respectively.


Cendant Mortgage Corporation


/s/ Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer

/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing

  Ex-99.2 (c)

(LOGO) Colonial Savings


Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

December 12, 2003

As of and for the year ended September 30, 2003, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $8,500,000.

/s/ Jim E. DuBose
Jim E. DuBose
President, Chief Executive Officer


/s/ Donna Dempsey
Donna Dempsey
Executive Vice President, Chief Financial Officer

  Ex-99.2 (d)

Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed our evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert thet during the year ended December 31, 2003, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2003 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $200 million.

/s/ Steven M. Scheid
Steven M. Scheid, Senior Vice President

February 25, 2004


Exhibit A

Specified Minimum Servicing Standards

I.  Custodial Bank Accounts

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      a. be mathematically accurate;

      b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

      c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

      d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

   6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accouting and Reporting

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.






  Ex-99.2(e)

(Logo) WELLS FARGO HOME MORTGAGE

Management Assertion

As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wel1s Fargo Home Mortgage, Inc. had in effect a fidelity bond along with an errors and omissions policy in the amounts of $lOO million and $20 million, respectively.

/s/ Pete Wissinger
February 25, 2004
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid
February 25, 2004
Michael J. Heid
Executive Vice President

/s/ Michael Lepore
February 25, 2004
Michael Lepore
Executive Vice President
Loan Servicing

/s/ Robert Caruso
February 25, 2004
Robert Caruso
Executive Vice President
Servicing Operations




  Ex-99.3 (a)

AURORA LOAN SERVICES
A Lehman Brothers Company
Master Servicing / 3131 South Vaughn Way #500 / Aurora, CO 80014/
phone: 303-632-3000

Via UPS

February 26, 2004

Wells Fargo Bank: Minnesota, N.A.
Evelyn Velasco, Trust Administrator
Corporate Trust Services
9062 Old Anapolis Road
Columbia, MD 21045

RE: SASCO Series: 2002-HF2, 2002-BC1, 2002-26, 2003-6A, 2003-l5A, 2003-l7A,
    2003-22A, 2003-26A, 2003-34A, 2003-S2,
    ARC Series: 2002-BC8, 2002-BC9, 2002-BClO
    SAIL Series: 2003-BC1, 2003-BC2, 2003-BC3, 2003-BC4, 2003-BC5, 2003-BC6,
    2003-BC7, 2003-BC8, 2003-BC9, 2003-BC10, 2003-BC11, 2003-BC12,2003-BC13
    FFMLT: 2002-FF3, 2003-FFB, 2003-FF3
    Encore 2003-1
    Annual Officer's Certificate as to Compliance

Dear Ms Velasco:

The undersigned Officer certifies the following for the period ending on December 31, 2003:

1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there. is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.

Certified By:


/s/ E. Todd Whittemore
E. Todd Whittemore
Executive Vice President
Master Servicing Division


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1A                               602,381.94          5,817,981.97                 0.00              25,434,018.03
   1AX                              135,137.37                  0.00                 0.00                       0.00
   2A1                            5,790,951.86         42,080,606.18                 0.00             257,671,393.81
   2A2                              301,861.62          2,105,771.08                 0.00              12,894,228.92
   2AX                            1,571,381.12                  0.00                 0.00                       0.00
   3A                             4,723,325.41          9,337,910.30                 0.00             207,859,089.71
   3AX                              912,315.20                  0.00                 0.00                       0.00
   4A                               477,438.18          2,073,733.73                 0.00              30,259,266.27
   4AX                              343,020.92                  0.00                 0.00                       0.00
   B1                               547,997.06             67,384.60                 0.00              21,064,615.40
   B2                               130,827.43             16,087.23                 0.00               5,028,912.77
   B3                                98,101.12             12,063.02                 0.00               3,770,936.97
   B4                                49,037.60              6,029.92                 0.00               1,884,970.08
   B5                                49,037.60              6,029.92                 0.00               1,884,970.08
   B6                                41,169.57              5,052.21                10.32               1,582,528.51
   LT-R                                   0.00                  0.00                 0.00                       0.00
   MT-R                                   0.00                  0.00                 0.00                       0.00
   PI                                31,194.63                  0.00                 0.00                       0.00
   PII                               52,231.56                  0.00                 0.00                       0.00
   R                                      0.42                100.00                 0.00                       0.00